Form 10-K/A
COMM 2015-CCRE24 Mortgage Trust
filed 2016-03-29
CIK 1646736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 22, 2016 (the “Original Form 10-K”) is to file an amended Report on Assessment of Compliance for CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, dated February 4, 2016 as a replacement to the Report on Assessment of Compliance filed as Exhibit 33.6 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K. Appendix A of Exhibit 33.6 to the Original Form 10-K did not identify whether servicing criteria 1122(d)(4)(ix) was applicable or inapplicable. The amended Exhibit 33.6 included in this Amendment identifies such servicing criteria as inapplicable.

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.8 Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.10 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.12 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.13 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 33.6)

33.15 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.16 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.17 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.19 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.20 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.6)

33.22 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.24 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 33.24 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.25 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 33.6)

33.27 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.28 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.29 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.30 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.31 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.31 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.33 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.34 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.36 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.37 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)

33.39 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.8 Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.10 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.12 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.13 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.15 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.16 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.17 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.19 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.20 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.22 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.24 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 34.24 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.25 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.27 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.28 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.29 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.30 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.31 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.31 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.33 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.34 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.36 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.37 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.39 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
35.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
35.4 Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.6 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.9 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.12 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Lakewood Center Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.14 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.14 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.15 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.15 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.16 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and Series REIT of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Pillar Capital Partners I LLC and Pillar Funding LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 6, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 29, 2016

/s/ Matt Smith

Matt Smith, Director

Date: March 29, 2016

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

33.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)
33.8 Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.10 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.12 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.13 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 33.6)

33.15 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.16 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.17 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.18 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.19 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.20 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.6)

33.22 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.23 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.24 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 33.24 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.25 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 33.6)

33.27 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.28 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.29 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.30 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.25 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.31 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.31 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.33 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.34 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.36 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.37 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)

33.39 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.4 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.7 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
34.8 Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.10 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.11 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.12 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.13 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.14 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.15 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.16 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.17 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.18 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.19 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.20 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.21 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.22 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.23 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.24 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 34.24 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.25 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.26 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.27 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.28 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.29 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.30 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.25 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.31 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.31 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.32 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.33 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.34 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.35 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.36 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.37 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.38 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

34.39 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
35.2 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
35.3 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)
35.4 Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.6 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.9 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 35.11 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.12 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Lakewood Center Mortgage Loan (filed as Exhibit 35.12 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.13 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.14 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.14 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.15 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.15 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.16 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.16 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

35.17 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-193476-21 and incorporated by reference herein)

99.1 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and Series REIT of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Pillar Capital Partners I LLC and Pillar Funding LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 6, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)