Form 10-K
period 2016-12-31
COMM 2015-CCRE24 Mortgage Trust
filed 2017-03-21
CIK 1646736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-193376-21

Central Index Key Number of the issuing entity: 0001646736

COMM 2015-CCRE24 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001625508

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

Not applicable.

EXPLANATORY NOTES

The Eden Roc Mortgage Loan and the La Gran Plaza Mortgage Loan, which constituted approximately 6.8% and 1.9%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Eden Roc Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (b) with respect to the La Gran Plaza Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Eden Roc Mortgage Loan and the La Gran Plaza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Lakewood Center Mortgage Loan, which constituted approximately 8.6% of the asset pool of the issuing entity as of its cut-off date.  The Lakewood Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Lakewood Center Mortgage Loan and two other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBWF 2015-LCM Mortgage Trust transaction (the “DBWF 2015-LCM Transaction”). This loan combination, including the Lakewood Center Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DBWF 2015-LCM Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the DBWF 2015-LCM Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the DBWF 2015-LCM Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Heartland Industrial Portfolio Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The Heartland Industrial Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Heartland Industrial Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Heartland Industrial Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Heartland Industrial Portfolio loan combination in the COMM 2015-CCRE25 Mortgage Trust transaction, Commission File Number 333-193376-22 (the “COMM 2015-CCRE25 Transaction”).  After the closing of the COMM 2015-CCRE25 Transaction on August 25, 2015, this loan combination, including the Heartland Industrial Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the COMM 2015-CCRE25 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the COMM 2015-CCRE25 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the COMM 2015-CCRE25 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 40 Wall Street Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The 40 Wall Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 40 Wall Street Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the 40 Wall Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the 40 Wall Street loan combination in the Wells Fargo Commercial Mortgage Trust 2015-LC22 transaction, Commission File Number 333-195164-13 (the “WFCMT 2015-LC22 Transaction”).  After the closing of the WFCMT 2015-LC22 Transaction on September 29, 2015, this loan combination, including the 40 Wall Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCMT 2015-LC22 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Lakewood Center Mortgage Loan, the Heartland Industrial Portfolio Mortgage Loan and the 40 Wall Street Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the DBWF 2015-LCM Transaction, the pooling and servicing agreement for the COMM 2015-CCRE25 Transaction and the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Lakewood Center Mortgage Loan, the Heartland Industrial Portfolio Mortgage Loan and the 40 Wall Street Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC is the primary servicer)  and the primary servicer of the Lakewood Center Mortgage Loan, the Heartland Industrial Portfolio Mortgage Loan and the 40 Wall Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the Lakewood Center Mortgage Loan and the 40 Wall Street Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Lakewood Center Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the 40 Wall Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as certificate administrator and custodian under the trust and servicing agreement for the DBWF 2015-LCM Transaction and as certificate administrator and custodian under the pooling and servicing agreement for the COMM 2015-CCRE25 Transaction.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Lakewood Center Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the DBWF 2015-LCM Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the DBWF 2015-LCM Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBWF 2015-LCM Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 40 Wall Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule III to the pooling and servicing agreement for the WFCMT 2015-LC22 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCMT 2015-LC22 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2 Trust and Servicing Agreement, dated as of June 25, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Berkeley Point Capital LLC, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (see Exhibit 33.1)
33.11 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (see Exhibit 33.5)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 33.1)
33.19 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 33.2)
33.20 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 33.5)
33.23 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (see Exhibit 33.1)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan
33.28 Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan
33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 33.7)
33.31 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 33.8)
33.32 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.33 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.34 Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.35 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.29)
33.36 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan
33.37 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.7)
33.38 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.8)
33.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 33.1)
33.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 33.4)
33.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 33.5)
33.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)
33.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.7)
33.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Berkeley Point Capital LLC, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (see Exhibit 34.1)
34.11 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (see Exhibit 34.5)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 34.1)
34.19 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 34.2)
34.20 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 34.5)
34.23 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (see Exhibit 34.1)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan
34.28 Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan
34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 34.7)
34.31 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 34.8)
34.32 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.33 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.34 Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.35 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.29)
34.36 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan
34.37 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.7)
34.38 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.8)
34.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 34.1)
34.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 34.4)
34.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 34.5)
34.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.6)
34.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.7)
34.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)

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
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan
35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)
35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Lakewood Center Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan
35.15 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.16 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Heartland Industrial Portfolio Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and Series REIT of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Pillar Funding LLC and Pillar Capital Partners I LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 6, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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

Date: March 20, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 20, 2017

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

4.2 Trust and Servicing Agreement, dated as of June 25, 2015, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, and Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein).

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

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Berkeley Point Capital LLC, as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (see Exhibit 33.1)
33.11 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 33.2)
33.12 Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted. See Explanatory Notes.)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (see Exhibit 33.5)
33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 33.1)
33.19 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 33.2)
33.20 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 33.5)
33.23 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.8)
33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (see Exhibit 33.1)
33.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan
33.28 Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)
33.29 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan
33.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 33.7)
33.31 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 33.8)
33.32 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.1)
33.33 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.2)
33.34 Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.35 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.29)
33.36 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan
33.37 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.7)
33.38 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.8)
33.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 33.1)
33.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
33.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 33.4)
33.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 33.5)
33.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)
33.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.7)
33.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Berkeley Point Capital LLC, as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (see Exhibit 34.1)
34.11 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 34.2)
34.12 Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted. See Explanatory Notes.)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (see Exhibit 34.5)
34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 34.1)
34.19 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 34.2)
34.20 Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 34.5)
34.23 Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.8)
34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (see Exhibit 34.1)
34.27 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan
34.28 Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)
34.29 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan
34.30 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 34.7)
34.31 National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 34.8)
34.32 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.1)
34.33 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.2)
34.34 Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.35 Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.29)
34.36 Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan
34.37 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.7)
34.38 National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.8)
34.39 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (see Exhibit 34.1)
34.40 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.41 Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
34.42 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (see Exhibit 34.4)
34.43 Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 34.5)
34.44 Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.6)
34.45 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.7)
34.46 National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)

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
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Berkeley Point Capital LLC, as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (see Exhibit 35.1)
35.6 LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 35.1)
35.9 LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (see Exhibit 35.3)
35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan
35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)
35.13 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Lakewood Center Mortgage Loan
35.14 Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan
35.15 LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 35.2)
35.16 Deutsche Bank Trust Company Americas, as Certificate Administrator of the Heartland Industrial Portfolio Mortgage Loan
35.17 Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan
35.18 Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)
35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and German American Capital Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, between Deutsche Mortgage & Asset Receiving Corporation and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series TRS of Ladder Capital Finance Holdings LLLP and Series REIT of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of July 24, 2015, among Deutsche Mortgage & Asset Receiving Corporation, Pillar Funding LLC and Pillar Capital Partners I LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 15, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)

99.5 Primary Servicing Agreement, dated as of August 1, 2015, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on August 6, 2015 under Commission File No. 333-193376-21 and incorporated by reference herein)