Form 10-K/A
period 2017-12-31
COMM 2015-CCRE24 Mortgage Trust
filed 2018-06-22
CIK 1646736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

33.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

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

33.12       Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

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

33.20       Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.21       Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.22       Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.25       National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 33.27 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.28       Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.29       Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan (filed as Exhibit 33.29 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.31       National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

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

33.34       Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.35       Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.29 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.36 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.38       National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.40       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.41       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.43       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.44       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

33.46       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.2         LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted.  See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.11       LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.12       Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Eden Roc Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

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

34.20       Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.21       Wells Fargo Bank, National Association, as Certificate Administrator of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.22       Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.25       National Tax Search, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (filed as Exhibit 34.27 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.28       Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.29       Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Lakewood Center Mortgage Loan (filed as Exhibit 34.29 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.31       National Tax Search, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

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

34.34       Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.35       Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.29 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.36 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.37       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.38       National Tax Search, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.40       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.41       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.42       Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.43       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.44       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.45       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

34.46       National Tax Search, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

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

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.13       Deutsche Bank Trust Company Americas, as Certificate Administrator of the Lakewood Center Mortgage Loan (filed as Exhibit 35.13 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.14 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

35.15       LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

35.16       Deutsche Bank Trust Company Americas, as Certificate Administrator of the Heartland Industrial Portfolio Mortgage Loan (filed as Exhibit 35.16 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the 40 Wall Street Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-21 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018