Form 10-K
period 2025-12-31
COMM 2015-CCRE24 Mortgage Trust
filed 2026-03-19
CIK 1646736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Lakewood Center Mortgage Loan, the Heartland Industrial Portfolio Mortgage Loan and the 40 Wall Street Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Lakewood Center Mortgage Loan, the Heartland Industrial Portfolio Mortgage Loan and the 40 Wall Street Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Lakewood Center Mortgage Loan, the Heartland Industrial Portfolio Mortgage Loan and the 40 Wall Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as certificate administrator and custodian.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss.  After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts.  On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue.  On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue.  On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment.  Also on November 14, 2024, IKB filed a motion for partial summary judgment.  On August 11, 2025, the court granted in part and denied in part certain aspects of both motions.  On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the applicable servicing agreement.

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

The servicer compliance statements for the twelve months ended December 31, 2025, furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association, as certificate administrator, and Computershare Trust Company, N.A., as servicing function participant, discloses that the following material instance of noncompliance occurred:

Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, in its capacity as Certificate Administrator, made a distribution on October 10, 2025 (the "October Distribution") to the certificate holders of COMM 2015-CCRE24 Mortgage Trust Commercial Mortgage Pass-Through Certificates. On October 28, 2025, the Certificate Administrator was contacted by the Master Servicer who indicated that the October Distribution did not account for a pool level adjustment. As a result of the pool level adjustment not being accounted for in the October Distribution, the Certificate Administrator determined that there was an underpayment of principal on the Class C Certificates and an underpayment of interest on the Class D, Class E, Class F, Class G and Class H Certificates. The impact of the error was limited to the October Distribution.

On November 4, 2025, Computershare corrected the underpayment to the underpaid Classes. In an effort to prevent similar payment errors, Computershare has reinforced its internal control procedures and incorporated enhanced control procedures related to running payment models.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         LNR Partners, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13       Trimont LLC, as Primary Servicer of the Eden Roc Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14       LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 33.3)

33.15       Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (see Exhibit 33.6)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (see Exhibit 33.7)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 33.8)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.21       Trimont LLC, as Primary Servicer of the La Gran Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.22       LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 33.3)

33.23       Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 33.6)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (see Exhibit 33.7)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 33.8)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29       Trimont LLC, as Primary Servicer of the Lakewood Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan

33.31       Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Deutsche Bank Trust Company Americas, as Custodian of the Lakewood Center Mortgage Loan

33.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 33.8)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.35       Trimont LLC, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.36       LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.3)

33.37       Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Deutsche Bank Trust Company Americas, as Custodian of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.32)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan

33.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 33.8)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.42       Trimont LLC, as Primary Servicer of the 40 Wall Street Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 33.6)

33.46       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 33.7)

33.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 33.8)

33.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         LNR Partners, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13       Trimont LLC, as Primary Servicer of the Eden Roc Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14       LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 34.3)

34.15       Wilmington Trust, National Association, as Trustee of the Eden Roc Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Eden Roc Mortgage Loan (see Exhibit 34.6)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the Eden Roc Mortgage Loan (see Exhibit 34.7)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Eden Roc Mortgage Loan (see Exhibit 34.8)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.21       Trimont LLC, as Primary Servicer of the La Gran Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.22       LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 34.3)

34.23       Wilmington Trust, National Association, as Trustee of the La Gran Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the La Gran Plaza Mortgage Loan (see Exhibit 34.6)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the La Gran Plaza Mortgage Loan (see Exhibit 34.7)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the La Gran Plaza Mortgage Loan (see Exhibit 34.8)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29       Trimont LLC, as Primary Servicer of the Lakewood Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan

34.31       Wilmington Trust, National Association, as Trustee of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Deutsche Bank Trust Company Americas, as Custodian of the Lakewood Center Mortgage Loan

34.33       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lakewood Center Mortgage Loan (see Exhibit 34.8)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.35       Trimont LLC, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.36       LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.3)

34.37       Wilmington Trust, National Association, as Trustee of the Heartland Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Deutsche Bank Trust Company Americas, as Custodian of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.32)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Heartland Industrial Portfolio Mortgage Loan

34.40       CoreLogic Solutions, LLC, as Servicing Function Participant of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 34.8)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.42       Trimont LLC, as Primary Servicer of the 40 Wall Street Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Wilmington Trust, National Association, as Trustee of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the 40 Wall Street Mortgage Loan (see Exhibit 34.6)

34.46       Park Bridge Lender Services LLC, as Trust Advisor of the 40 Wall Street Mortgage Loan (see Exhibit 34.7)

34.47       CoreLogic Solutions, LLC, as Servicing Function Participant of the 40 Wall Street Mortgage Loan (see Exhibit 34.8)

34.48       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         LNR Partners, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Eden Roc Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8         Trimont LLC, as Primary Servicer of the Eden Roc Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9         LNR Partners, LLC, as Special Servicer of the Eden Roc Mortgage Loan (see Exhibit 35.3)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the La Gran Plaza Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11       Trimont LLC, as Primary Servicer of the La Gran Plaza Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12       LNR Partners, LLC, as Special Servicer of the La Gran Plaza Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Lakewood Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14       Trimont LLC, as Primary Servicer of the Lakewood Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Lakewood Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17       Trimont LLC, as Primary Servicer of the Heartland Industrial Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18       LNR Partners, LLC, as Special Servicer of the Heartland Industrial Portfolio Mortgage Loan (see Exhibit 35.3)

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the 40 Wall Street Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20       Trimont LLC, as Primary Servicer of the 40 Wall Street Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the 40 Wall Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 19, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 19, 2026